Form 10QSB
period 2002-09-30
WILTEX A INC
filed 2002-11-14
CIK 1171878

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------


                                  FORM 10 - QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         Commission File Number 0-49827

                              ---------------------

                                 WILTEX A, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                NEVADA                                    43-195407
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

1191 WOODSTOCK, SUITE #5, ESTES PARK, COLORADO              80517
   (Address of Principal Executive Offices)               (Zip Code)

                                  970-577-0716
              (Registrant's Telephone Number, Including Area Code)

                              ---------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ----

There were 5,040,000 shares of Common Stock outstanding as of September 30, 2002.



================================================================================

                                 WILTEX A, INC.

                                      INDEX


                                                                        PAGE
                                                                        ----

PART I             FINANCIAL INFORMATION                                   3

ITEM 1             FINANCIAL STATEMENTS

                   Balance Sheets of the Company
                   at May 15, 2002 and September 30, 2002                  3

                   Statement of Stockholders' Equity from
                   April 16, 2002 (inception) to September 30, 2002        4

                   Statement of Operations from April 16, 2002
                   (inception) to September 30, 2002                       5

                   Statement of Cash Flows from April 16, 2002
                   (inception) to September 30, 2002 (unaudited)           6


                   Note to Financial Statement from April 16, 2002
                   (inception) to September 30, 2002 (unaudited)           7

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                     7


PART II            OTHER INFORMATION                                       8

ITEM 1             LEGAL PROCEEDINGS                                       8

ITEM 2             CHANGES IN SECURITIES                                   8

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                        8

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 WILTEX A, INC.

                                 BALANCE SHEETS




                                                                                     May 15,          September 30,
                                                                                      2002                2002
                                                                                 --------------      --------------
                                                                                    (Audited)         (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                     $        1,000      $          960
                                                                                 --------------      --------------

              TOTAL ASSETS                                                       $        1,000      $          960
                                                                                 ==============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
   Common Stock, $0.0001 Par Value, Authorized 100,000,000
      Shares, Issued and Outstanding 5,040,000                                   $          504      $          504
   Additional Paid-In Capital                                                               496                 517
   Retained (Deficit)                                                                        --                 (61)
                                                                                 --------------      --------------

              TOTAL STOCKHOLDERS' EQUITY                                                  1,000                 960
                                                                                 --------------      --------------

              TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $        1,000      $        1,000
                                                                                 ==============      ==============


    The accompanying note is an integral part of these financial statements.

                                 WILTEX A, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002



                                     Number of                   Additional
                                      Common                       Paid In      Retained
                                      Shares       Par Value       Capital       Deficit        Total
                                     ---------     ---------     ---------     ---------      ---------
Sale of 5,040,000 Shares of
   Common Stock                      5,040,000     $     504     $     496            --      $   1,000
Stockholder Contribution                    --            --            21            --             21
Loss at September 30, 2002                  --            --            --           (61)           (61)
                                     ---------     ---------     ---------     ---------      ---------

     Balance, September 30, 2002
       (Unaudited)                   5,040,000     $     504     $     517           (61)     $     960
                                     =========     =========     =========     =========      =========



    The accompanying note is an integral part of these financial statements.

                                 WILTEX A, INC.

                             STATEMENT OF OPERATIONS

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002



                                           Three Months             April 16, 2002
                                             Ended                 (Inception) to
                                        September 30, 2002        September 30, 2002
                                        ------------------        ------------------
                                           (Unaudited)               (Unaudited)
General and Administrative Costs        $               20         $               61
                                        ------------------         ------------------

         LOSS BEFORE INCOME TAX                        (20)                       (61)

Income Tax Benefit                                      --                         --
                                        ------------------         ------------------

         NET LOSS                       $              (20)        $              (61)
                                        ==================         ==================

Net (Loss) Per Share                    $             0.00         $             0.00
                                        ==================         ==================

Weighed Average Number of Common
   Shares Outstanding                            5,040,000                  5,040,000
                                        ==================         ==================



    The accompanying note is an integral part of these financial statements.

                                 WILTEX A, INC.

                             STATEMENT OF CASH FLOWS

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002

                                   (UNAUDITED)


CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                             $   (61)
                                                          -------

         NET CASH (USED) BY OPERATING ACTIVITIES              (61)
                                                          -------

CASH FLOW FROM FINANCING ACTIVITIES
   Sale of Common Stock                                     1,000
   Stockholder Contribution                                    21
                                                          -------

         NET CASH PROVIDED BY FINANCING ACTIVITIES          1,021
                                                          -------

              NET INCREASE IN CASH                        $   960
                                                          =======




    The accompanying note is an integral part of these financial statements.

                                 WILTEX A, INC.

                           NOTE TO FINANCIAL STATEMENT

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002

                                   (UNAUDITED)



                          NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10 filing of Wiltex A, Inc., as of May 15, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from April 16, 2002 to September 30, 2002, are not necessarily indicative of the results that may be expected for future accounting periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2002

Forward Looking Statement

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward -looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; the ability of the Company to execute its plan in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding nor is its property the subject of any legal proceeding.

ITEM 2 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its accountants nor has the Company changed accountants.

ITEM 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has sold the following securities, which were restricted securities, during the past three years.

                                                     Number
Date                 Name                           of Shares    Consideration
----                 ----                           ---------    --------------
April 16, 2002        Wiltex First, Inc.(1)         5,000,000    $   960.00
May 15, 2002          Patricia Anne Dickerson(2)       10,000    $    10.00
May 15, 2002          Charles Michael Jones(3)         30,000    $    30.00

----------

(1) Mr. James Hogue is the President and sole director of the Company and is also the sole shareholder and director of Wiltex First, Inc. Mr. Hogue is the beneficial owner of the common securities issued to Wiltex First, Inc.

(2) Ms. Dickerson elected to accept common securities as a portion of her fees for corporate communication services rendered to the Company.

(3) Mr. Jones is not an officer, director or beneficial owner of Wiltex First, Inc. However, he is a consultant to the firm.

 There has been no underwriting undertaken by the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. Listed below are all Exhibits filed as part of this report.

Exhibit       Description of Exhibit

  3.1         Articles of Incorporation
  3.2         Articles of Amendment to Articles of Incorporation
  3.3         By-Laws

Instruments Defining the Rights of Holders

 10.1         Lock-Up Agreement with Wiltex First, Inc.
 10.2         Lock-Up Agreement with Dickerson
 10.3         Lock-Up Agreement with Jones
 23.1         Consent of Accountant
 99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by
              Section 906 of the Sarbanes-Oxley Act of 2002
 99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by
              Section 906 of the Sarbanes-Oxley Act of 2002

B. The Company has not filed any report on Form 8-K during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WILTEX A, INC.
                                  (Registrant)



Date: November 13, 2002                        /s/ James E. Hogue
      ----------------------                  ---------------------------------
                                                   James E. Hogue
                                                   Chief Executive Officer

                                 CERTIFICATIONS


I, James E. Hogue, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wiltex A, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            By:  s/s JAMES E. HOGUE
                                            -----------------------
                                            James E. Hogue
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 13, 2002

                                 CERTIFICATIONS

I, James E. Hogue, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Wiltex A, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                 By:  s/s JAMES E. HOGUE
                                    -------------------------------------------
                                    James E. Hogue
                                    (Principal Financial and Accounting Officer)




Date:  November 13, 2002

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                              DESCRIPTION
         -------                             -----------

           3.1          Articles of Incorporation
           3.2          Articles of Amendment to Articles of Incorporation
           3.3          By-Laws

         Instruments Defining the Rights of Holders

          10.1          Lock-Up Agreement with Wiltex First, Inc.
          10.2          Lock-Up Agreement with Dickerson
          10.3          Lock-Up Agreement with Jones
          23.1          Consent of Accountant
          99.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted by Section 906 of the Sarbanes-Oxley Act of 2002
          99.2          Certification Pursuant to 18 U.S.C. Section 1350, as
                        Adopted by Section 906 of the Sarbanes-Oxley Act of 2002