Form 10QSB
period 2002-12-31
WILTEX A INC
filed 2003-03-21
CIK 1171878

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   ----------


                                  FORM 10 - QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


                         Commission File Number 0-49827


                                   ----------


                                 WILTEX A, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                    NEVADA                                 43-1954076
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                Identification No.)

1191 WOODSTOCK, SUITE #5, ESTES PARK, COLORADO                80517
  (Address of Principal Executive Offices)                  (Zip Code)


                                  970-577-0716
              (Registrant's Telephone Number, Including Area Code)


                                   ----------


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

There were 5,040,000 shares of Common Stock outstanding as of December 31, 2002.


================================================================================

                                 WILTEX A, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I           FINANCIAL INFORMATION                                         3

ITEM 1           FINANCIAL STATEMENTS

                 Balance Sheets of the Company at May 15, 2002 and
                 December 31, 2002                                             3

                 Statement of Operations from April 16, 2002
                 (inception) to December 31, 2002                              4

                 Statement of Stockholders' Equity from April 16, 2002
                 (inception) to December 31, 2002                              5

                 Statement of Cash Flows from April 16, 2002
                 (inception) to December 31, 2002 (unaudited)                  6

                 Note to Financial Statement                                   7

ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                           7

PART II          OTHER INFORMATION                                             8

ITEM 1           LEGAL PROCEEDINGS                                             8

ITEM 2           CHANGES IN SECURITIES                                         8

ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K                              8


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 WILTEX A, INC.

                                 BALANCE SHEETS

                                                                            May 15,          December 31,
                                                                              2002                2002
                                                                          ------------       -------------
                                                                            (Audited)         (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                              $      1,000       $         940
                                                                          ------------       -------------
              TOTAL ASSETS                                                $      1,000       $         940
                                                                          ============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
   Common Stock, $0.0001 Par Value, Authorized 100,000,000
      Shares, Issued and Outstanding 5,040,000                            $         504      $         504
   Additional Paid-In Capital                                                       496                517
   Retained (Deficit)                                                                --                (81)
                                                                          -------------      -------------
              TOTAL STOCKHOLDERS' EQUITY                                          1,000                940
                                                                          -------------      -------------
              TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $       1,000      $         940
                                                                          =============      =============







               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                             STATEMENT OF OPERATIONS

              FROM APRIL 16, 2002 (INCEPTION) TO DECEMBER 31, 2002

                                                     Three Months         April 16, 2002
                                                        Ended             (Inception) to
                                                  December 31, 2002      December 31, 2002
                                                  -----------------      -----------------
                                                     (Unaudited)            (Unaudited)

General and Administrative Costs                  $              20      $              81
                                                  -----------------      -----------------
       LOSS BEFORE INCOME TAX                                   (20)                   (81)
Income Tax Benefit                                               --                     --
                                                  -----------------      -----------------
       NET LOSS                                   $             (20)     $             (81)
                                                  =================      =================
Net (Loss) Per Share                              $            0.00      $            0.00
                                                  =================      =================
Weighed Average Number of Common
   Shares Outstanding                                     5,040,000              5,040,000
                                                  =================      =================









               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

              FROM APRIL 16, 2002 (INCEPTION) TO DECEMBER 31, 2002


                                        Number of                      Additional
                                         Common                         Paid In          Retained
                                         Shares         Par Value       Capital           Deficit         Total
                                        ---------       ---------      ----------        --------       ---------
Sale of 5,040,000 Shares of
   Common Stock                         5,040,000       $     504      $      496              --       $   1,000
Stockholder Contribution                       --              --              21              --              21
Loss at December 31, 2002                      --              --              --             (81)            (81)
                                        ---------       ---------      ----------        --------       ---------
     Balance, December 31, 2002
       (Unaudited)                      5,040,000       $     504      $      517             (81)      $     940
                                        =========       =========      ==========        ========       =========







               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                             STATEMENT OF CASH FLOWS

              FROM APRIL 16, 2002 (INCEPTION) TO DECEMBER 31, 2002

                                   (UNAUDITED)


CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                          $      (81)
                                                       ----------
         NET CASH (USED) BY OPERATING ACTIVITIES              (81)
                                                       ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Sale of Common Stock                                     1,000
   Stockholder Contribution                                    21
                                                       ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES          1,021
                                                       ----------
              NET INCREASE IN CASH                     $      940
                                                       ==========





               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                           NOTE TO FINANCIAL STATEMENT

              FROM APRIL 16, 2002 (INCEPTION) TO DECEMBER 31, 2002

                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10 filing of Wiltex A, Inc., as of May 15, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from April 16, 2002 to December 31, 2002, are not necessarily indicative of the results that may be expected for future accounting periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2002

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


ITEM 2. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its accountants nor has the Company changed accountants.


ITEM 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has sold the following securities, which were restricted securities, during the past three years.

                                                    Number
     Date                  Name                    of Shares       Consideration
--------------     ---------------------           ---------       -------------
April 16, 2002     Wiltex First, Inc.(1)           5,000,000       $      960.00
May 15, 2002       Patricia Anne Dickerson(2)         10,000       $       10.00
May 15, 2002       Charles Michael Jones(3)           30,000       $       30.00

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. Listed below are all Exhibits filed as part of this report or of previous filings.

Exhibit       Description of Exhibit
-------       ----------------------
  3.1         Articles of Incorporation*
  3.2         Articles of Amendment to Articles of Incorporation*
  3.3         By-Laws*

Instruments Defining the Rights of Holders
  10.1        Lock-Up Agreement with Wiltex First, Inc.*
  10.2        Lock-Up Agreement with Dickerson*
  10.3        Lock-Up Agreement with Jones*
  23.1        Consent of Accountant*
*Previously filed

B. The Company has not filed any report on Form 8-K during the period covered by this Report.

                                  CERTIFICATION
                 PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, James E. Hogue, as Chairman of the Board and Chief Executive Officer of Wiltex A, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the accompanying Form 10-QSB report for the period ending December 31, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the company.


                                        By: /s/ JAMES E. HOGUE
                                            -----------------------------
                                            James E. Hogue
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: March 20, 2003




                                  CERTIFICATION
                 PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I, James E. Hogue, as Principal Financial and Accounting Officer of Wiltex A, Inc., (the "Company") certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. the accompanying Form 10-QSB report for the period ending December 31, 2002 as filed with the U.S. Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the company.


                                        By: /s/ JAMES E. HOGUE
                                            -----------------------------
                                            James E. Hogue
                                            Principal Financial and
                                            Accounting Officer

Date: March 20, 2003

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WILTEX A, INC.
                                  (Registrant)



Date: March 20, 2003                             /s/ James E. Hogue
      --------------                             ---------------------------
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



                                        By: /s/ JAMES E. HOGUE
                                            -----------------------------
                                            James E. Hogue
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: March 20, 2003





                                  CERTIFICATION

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

                                       By:  /s/ JAMES E. HOGUE
                                            -------------------------
                                            James E. Hogue
                                            (Principal Financial and
                                            Accounting Officer)

Date: March 20, 2003