Form 10-K
period 2003-03-31
WILTEX A INC
filed 2003-06-30
CIK 1171878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED MARCH 31, 2003

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

                 1191 WOODSTOCK, SUITE #5, ESTES PARK, COLORADO
                                      80517
              (Address of Principal Executive Offices and Zip Code)

                                  970-577-0716
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act
                    COMMON STOCK PAR VALUE $0.0001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).
Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $-0- as of June 27, 2003. All directors, officers and 5% or greater shareholders are presumed to be affiliates for purposes of this calculation.

There were 5,040,000 shares of Common Stock outstanding as of June 27, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                  Section                                                            Page Number
                  -------                                                            -----------

ITEM 1 -          Business                                                              3

ITEM 2 -          Properties                                                            6

ITEM 3 -          Legal Proceedings                                                     6

ITEM 4 -          Submission of Matters to a Vote of Security Holders                   6

ITEM 5 -          Markets for Registrant's Common Equity and Related
                  Stockholder Matters                                                   6

ITEM 6 -          Selected Financial Data                                               7

ITEM 7 -          Management's Discussion and Analysis of Financial Condition           7
                  and Results of Operations

ITEM 8 -          Financial Statements and Supplementary Data                           8

ITEM 9 -          Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                   16

ITEM 10 -         Directors and Executive Management of the Registrant                  16

ITEM 11 -         Executive Compensation                                                17

ITEM 12 -         Security Ownership of Certain Beneficial Owners
                  and Management                                                        17


ITEM 13 -         Exhibits, Financial Statement Schedules                               18

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENT

         The statements in this Annual Report on Form 10-K of Wiltex A, Inc. (the "Company") regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use the words "may," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to:

         o events, conditions and financial trends that may affect the Company's future plans and business strategy,

         o results of expectations and estimates as to prospective events, and

         o circumstances about which the Company can give no firm assurance.

         Examples of types of forward-looking statements include statements on future levels of net revenue and cash flow, strategic plans and financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause a difference include, but are not limited to:

         o general economic conditions in the markets the Company operates in;

         o the ability to obtain and maintain access to external sources of capital;

         o        the ability to control costs;

         o        overall management of the Company's expansion; and

         o other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or that we cannot control. Any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The risk factors noted in this section and other factors noted throughout this prospectus provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Annual Report on Form 10-K. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

OVERVIEW

         Wiltex A, Inc., was incorporated in the State of Nevada on March 14, 2002 (the "Company"). The Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company is in a development stage and has no operations to date other than issuance of restricted shares to the original shareholders. The Company was formed to provide a method for a private domestic or foreign company to become a public reporting company thereby causing their shares to be qualified to trade in the domestic secondary markets.

         There has been no bankruptcy, receivership or similar proceeding in the Company's history. There has been no material reclassification or merger in the Company's short history.

         The Company will attempt to locate another business for the purpose of merging that company (the "Target Company") into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with or acquiring another entity.

         The Company has ascertained that there are certain benefits to it in being a reporting company with a publicly traded class of stock:

         o        increased ability to raise capital

         o enhanced visibility in the financial community (which may prove particularly helpful to raise debt, if needed)

         o        presence in the capital markets of the United States

         o ability to use registered securities to acquire other companies or their assets

         o        improved competitive position

         o        increased corporate prestige

         o availability of "key employees" compensation through stock options

         o        enhanced shareholder liquidity and other corporate valuation.

         Another entity may be interested in merging with the Company if that entity is interested in using public securities to make acquisitions of other companies or is interested in becoming public without substantial dilution of its stock. Other Target Companies may be those which have not been able to locate an underwriter with acceptable terms, one that feels it can raise capital on more favorable terms as a public entity or a foreign company seeking entry into the United States stock markets.

         The Company's business has numerous associated risks such as: competition, no operating history to date, lack of any agreements with possible Target Companies, management control, lack of market research, stock dilution, taxation, the Target Company's need for audited financial statements, conflicts of interest (this issue is discussed intra in Item 5) and possible computer problems.

         The business of seeking mergers with other companies or acquiring other companies is highly competitive. There are many large corporations and venture capital firms that seek other entities with which to merge or acquire and these corporations and venture capital firms are better financed than the Company and have more expertise in the field of mergers and acquisitions. Accordingly, the Company will not be a significant competitor in this field.

         The Company is without operating history. It has no revenue and limited assets. The Company will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs. There is currently no specific Target Company nor any assurance the Company will be able to close a business transaction needed to reverse its anticipated losses. The Company has no current agreement with respect to a merger or acquisition with a Target Company.

         There has been no industry identification by management nor has there been any business model established consisting of the required operating history, assets and revenues of a Target Company. Therefore, the Company may enter into an agreement which may result in a business combination with an entity without significant operating history, revenues or assets precluding the potential for current earnings or increased net worth. There is no assurance that the Company will be successful in its plan to merge or acquire another entity.

         Management of the Company consists of its only officer, as discussed infra, who will devote a portion of his time to the business of the Company, especially in attempting to locate and close with a potential Target Company. There is neither compensation paid nor any agreement present to enter into such a contract with Management in the future. The loss of this individual could adversely affect the Company's development and its continued operations.

         The Company has performed preliminary, limited research in an attempt to determine whether demand exists for these types of transactions. Even if further research determines that the demand does in fact exist, there is no assurance that the Company will be able to conclude a transaction.

         The successful conclusion of an acquisition or merger by the Company will probably result in the issuance of securities to the shareholders of the Target Company. This transaction, or preparation for such a possible transaction, may cause, in all probability, the shareholders of the Target Company to gain control of the Company and also cause a change in the existing management.

         It is the intention of the Company to structure a transaction with a Target Company to minimize the state and federal tax consequences as they apply to both parties. There can be no assurance that all statutory requirements can be met in the proposed reorganization or that the parties will receive tax benefits desired in a transfer of stock or assets.

         The Company will seek companies, as immediate Target Companies, which have audited financial statements or which can assure the Company that said statements will be furnished within sixty days of closing. If audited financial statements are not available at closing, the Company will require representations that the statements, when audited, will not materially differ from the unaudited statements presented. There is no assurance that a viable candidate for merger will agree with the Company's request, which would result in the failure of the transaction to close.

         The Company does not believe it will become subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). However, if the Company engages in operations which result in it holding passive investments in more than one other company, it could be subject to the regulations found in the Investment Company Act and it would have to register under said Act which could result in significant registration and compliance costs.

         The Company has no full-time employees.

         The Company will send an annual report to its shareholders, which shall contain audited financial statements. The Company is electronically filing this Registration Statement with the Securities and Exchange Commission, (the "Commission") without an obligation to do so under the Securities Exchange Act of 1934, as amended, (the "Securities Exchange Act") to comply with the reporting requirements as promulgated by the Commission. As such, the Company will advise the shareholders that the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

EMPLOYEES

The Company has no full-time employees.


RISK FACTORS

         In addition to the other information in this Annual Report on Form 10-K, there are risk factors that should be considered in evaluating the Company and an investment in our common stock. The trading price of the common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.


ITEM 2 - PROPERTIES

            The Company is currently housed in the offices of its principal shareholder, Wiltex First, Inc. at 1191 Woodstock, Suite #5, Estes Park, Colorado 80517. No rent is being charged to the Company and the Company may remain at this address until a merger is concluded. The Company owns no real property and has no plans to acquire real property.

ITEM 3 - LEGAL PROCEEDINGS

            The Company is not a party to any pending legal proceeding nor is its property the subject of any legal proceeding.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the period ended March 31, 2003, no matters were submitted to a vote of our stockholders.


                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIVIDEND POLICY

No dividends were paid on any class of equity since inception in 2002. We do not currently plan to pay any dividends on our common stock. Nevada law could restrict our ability to pay any dividends on our common stock.

SECURITIES SOLD

The Company has sold the following securities, which were restricted securities, during the past three years.

                                                                        Number
Date                   Name                                           of Shares       Consideration
----                   ----                                         -------------     -------------

May 1, 2002            Wiltex First, Inc. (1)                           5,000,000     $      960.00
May 15, 2002           Patricia Anne Dickerson (2)                         10,000     $       10.00
May 15, 2002           Charles Michael Jones  (3)                          30,000     $       30.00

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

ITEM 6 - SELECTED FINANCIAL DATA

Financial statements for the Company are included herein as Exhibits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes found as Exhibits to this Form 10-K. Except for historical facts, all statements included in the following discussion about our financial position, business strategy, and plans of management for future operations are forward looking statements. Forward-looking statements involve risks and uncertainties and actual results could materially differ from those expressed in or implied by the forward-looking statements.

RESULTS OF OPERATIONS AND OUTLOOK FOR 2003

The Company is without operating history. It has no revenue and limited assets. The Company will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs. There is currently no specific Target Company nor any assurance the Company will be able to close a business transaction needed to reverse its anticipated losses. The Company has no current agreement with respect to a merger or acquisition with a Target Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 WILTEX A, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Report of Independent Certified Public Accountants                                                         F-2

Balance Sheet as of March 31, 2003                                                                         F-3

Statement of Operations for the Period April 16, 2002 (Inception) to March 31, 2003                        F-4

Statement of Stockholders' Deficit for the Period April 16, 2002 (Inception) to
   March 31, 2003                                                                                          F-5

Statement of Cash Flows for the Period April 16, 2002 (Inception) to March 31, 2003                        F-6

Notes to Financial Statements                                                                              F-7
















                  (KILLMAN, MURRELL & COMPANY P.C. LETTERHEAD)


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
WILTEX A, Inc.
Estes Park, Colorado


We have audited the accompanying balance sheet of WILTEX A, Inc. as of March 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the period from April 16, 2002 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WILTEX A, Inc. at March 31, 2003, and the results of its operations and its cash flows for the period from April 16, 2002 (inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Killman, Murrell & Co., P.C.
Dallas, Texas
June 24, 2003


                                 WILTEX A, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2003



                                     ASSETS


CURRENT ASSETS
   Cash and Cash Equivalents                                           $        918
                                                                       ------------

             TOTAL ASSETS                                              $        918
                                                                       ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts Payable                                                    $      5,450
                                                                       ------------

         TOTAL CURRENT LIABILITIES                                            5,450
                                                                       ------------


STOCKHOLDERS' DEFICIT

Common Stock, $0.0001 Par Value, Authorized 100,000,000
      Shares, Issued and Outstanding 5,040,000                                  504

Additional Paid-In Capital                                                      517

Retained (Deficit)                                                           (5,553)
                                                                       ------------

         TOTAL STOCKHOLDERS' DEFICIT                                         (4,532)
                                                                       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $        918
                                                                       ============



              The accompanying notes are an integral part of these
                              financial statements


                                 WILTEX A, INC.

                             STATEMENT OF OPERATIONS

                FROM APRIL 16, 2002 (INCEPTION) TO MARCH 31, 2003



General and Administrative Expenses       $      5,553
                                          ------------

         LOSS BEFORE INCOME TAX                 (5,553)

Income Tax Benefit                                  --
                                          ------------

         NET LOSS                         $     (5,553)
                                          ============

Net Loss Per Share                        $       0.00
                                          ============

Weighed Average Number of Common
   Shares Outstanding                        5,040,000
                                          ============





              The accompanying notes are an integral part of these
                              financial statements



                                 WILTEX A, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                FROM APRIL 16, 2002 (INCEPTION) TO MARCH 31, 2003





                                   Number of                        Additional
                                    Common                            Paid In         Retained
                                    Shares          Par Value         Capital          Deficit            Total
                                 ------------     ------------     ------------     ------------      ------------

Sale of 5,040,000 Shares of
Common Stock                        5,040,000     $        504     $        496     $         --      $      1,000
Stockholder Contribution                   --               --               21               --                21
Net Loss, March 31, 2003                   --               --               --           (5,553)           (5,553)
                                 ------------     ------------     ------------     ------------      ------------

     Balance, March 31, 2003        5,040,000     $        504     $        517     $     (5,553)     $     (4,532)
                                 ============     ============     ============     ============      ============






              The accompanying notes are an integral part of these
                              financial statements


                                 WILTEX A, INC.

                             STATEMENT OF CASH FLOWS

                FROM APRIL 16, 2002 (INCEPTION) TO MARCH 31, 2003





CASH FLOW FROM OPERATING ACTIVITIES

   Net Loss                                                    $     (5,553)

   Change in Current Liabilities

     Accounts Payable                                                 5,450
                                                               ------------

         NET CASH USED BY OPERATING ACTIVITIES                         (103)
                                                               ------------

CASH FLOW FROM FINANCING ACTIVITIES

   Sale of Common Stock                                               1,000

   Stockholder Contribution                                              21
                                                               ------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,021
                                                               ------------

             NET INCREASE IN CASH                              $        918
                                                               ============








              The accompanying notes are an integral part of these
                              financial statements

                                 WILTEX A, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003



NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WILTEX A, Inc. ("the Company") was incorporated in the State of Nevada on March 14, 2002 and the initial issuance of common stock occurred on April 16, 2002. The Company elected March 31 as its fiscal year end.

Purpose

The Company's purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company has no operations to date other than the issuance of restricted shares to the original shareholders and certain general and administrative expenses have been incurred. The Company was formed to provide a method for a private domestic or foreign company to become a publicly reporting company, thereby causing their shares to be qualified to trade in the domestic secondary markets.

The Company is attempting to locate another business for the purpose of merging that company (the "Target Company") into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with or acquiring another entity.

Income Taxes

The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.


                                 WILTEX A, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers cash in operating bank accounts, demand deposits, and cash on hand as cash and cash equivalents.

Financial Instruments

The Company's only financial instrument is the cash balance. The carrying amounts of the financial instrument has been estimated by management to approximate fair value.

NOTE 2: FEDERAL INCOME TAXES

   Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects at March 31, 2003, are:


Tax Benefit at Statutory Rates (15%)                                 $        833
Net Operating Loss Carryforward Benefit Valuation Allowance                  (833)
                                                                     ------------

           Net Income Tax Benefit                                    $         --
                                                                     ============

The components of the deferred tax assets are as follows:

Deferred Tax Assets
    Net Operating Loss Carryforward                                  $         15
    Conversion from Accrual to Cash Basis                                     818
                                                                     ------------

           Total Deferred Tax Asset                                           833
           Less Valuation Allowance                                          (833)
                                                                     ------------

                                                                     $         --
                                                                     ============

There were no deferred tax liabilities at March 31, 2003.

At March 31, 2003, federal tax net operating loss carryforward was approximately $103 and is available to offset future taxable income. Net operating loss carryforwards begin to expire in 2023.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company has one officer and director.

         Name               Age        Positions and Offices Held
         ----               ---        --------------------------

         James E. Hogue      65        President, Secretary and Director

         Mr. Hogue's term of office as a Director is for a period of one year with elections to be conducted at each annual meeting of shareholders. He has served in the office since the Company was incorporated on March 14, 2002.

         There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

         The following is a brief summary of the Director, and Officer including his business experiences for the past five years.

         Mr. James E. Hogue has served since 1988 as a director, President and major stockholder of numerous energy corporations. Since 1991, Mr. Hogue has served as President of Martex Oil and Gas, Inc. In 1983, Mr. Hogue formed Mayco Petroleum, Inc., for which he served as President until 1988. Early in his career, Mr. Hogue served as a driller for Leatherwood Company and as a core engineer for Sargent Diamond Bit, Inc. Subsequently, Mr. Hogue became President and major stockholder of a diamond bit manufacturing company. In the late 1970s, Mr. Hogue served for four years as President of Union Crude Oil Company, an exploration and drilling company, and for two years as Vice President of Independent Producers Marketing Company, a crude oil supply and transportation company. Mr. Hogue has participated in drilling or furnishing services for over 3,000 wells in Texas, Oklahoma, New Mexico, Louisiana and Colorado. In 1996, Mr. Hogue became President, Chief Operating Officer and a director of Cotton Valley Resources Corporation which was purchased by Aspen Resources Group in 1999. He remains a director of Aspen Resources Group.

         Mr. Hogue founded Wiltex First, Inc. in 2002. The Company specializes in consulting and advising businesses in the area of strategic planning as well as mergers and acquisitions.

         Mr. Hogue is the majority shareholder, through his ownership of Wiltex First, Inc., and sole officer and director of Wiltex A, Inc. which has filed a registration statement on Form 10-SB. That registration statement will go effective automatically 60 days after the filing date of May 22, 2002. The initial business purpose of Wiltex A, Inc. is to engage in mergers and acquisitions with an unidentified company. It is a blank check company and will remain so until such time that it completes an acceptable business transaction. Mr. Hogue is also sole officer and director of Wiltex A, Inc. as well as the majority shareholder through his ownership of Wiltex First, Inc.

         Mr. Hogue expects to be involved with other blank check companies with similar objectives, at which point, potential conflicts of interest may occur if the officer and director holds a similar position with other blank check companies with the same objectives. The sole officer and director intends to locate merger candidates for the companies in a chronological order based on the date of final approval by the Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

ITEM 11 - EXECUTIVE COMPENSATION

The Company's officer and director does not and has not received compensation for services rendered to the Company nor has any compensation been accrued. He will not participate in any finders' fees; however, he will receive some benefits as a beneficial owner of the Company upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the Company.

EMPLOYEE AGREEMENTS

None

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth each person known by the Company to be the beneficial owner of more than 5% of the common shares (the only class of voting securities) of the Company, all directors individually and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares as indicated.

   Name and Address                       Amount of Beneficial                 Percentage
 of Beneficial Owner                           Ownership                        of Class
 -------------------                      --------------------                 ----------

Wiltex First, Inc.(1)                          5,000,000                          99.2
1191 Woodstock, Suite #5
Estes Park, Colorado 80517

All Executive Officers and
Directors as a Group (1 person)

----------
(1) Mr. James E. Hogue owns 100% of the issued and outstanding shares of Wiltex First, Inc. and is its sole officer and director. As such, Mr. Hogue is the beneficial owner of the common stock of the Company and is the only control shareholder.

                                     PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended. Exhibits which are incorporated by reference are indicated by the information in the parenthetical following such exhibit.

Exhibit           Description of Exhibit

   1              Financial Statements

  99 Certification of James E. Hogue, Chairman of the Board and Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


         B. The Registrant has not filed any reports on Form 8-K during the period covered by this Report.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WILTEX A, INC.
                                  (Registrant)


Date:      June 27, 2003      By:     /s/ JAMES E. HOGUE
      ----------------------      ----------------------------------------
                                      James E. Hogue
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2003.


Date:      June 27, 2003      By:     /s/ JAMES E. HOGUE
      ----------------------      ----------------------------------------
                                      James E. Hogue
                                      Chief Executive Officer

                                 CERTIFICATIONS

I, James E. Hogue, certify that:

1. I have reviewed this annual report on Form 10-K of Wiltex A, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in the annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report.

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"), and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    By: /s/ JAMES E. HOGUE
                                        ---------------------------------
                                        James E. Hogue
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  June 27, 2003