Form 10QSB
period 2003-06-30
WILTEX A INC
filed 2003-08-13
CIK 1171878

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

There were 5,040,000 shares of Common Stock outstanding as of June 30, 2003.



================================================================================

                                 WILTEX A, INC.

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I             FINANCIAL INFORMATION                                                                   3

ITEM 1             FINANCIAL STATEMENTS

                   Balance Sheets of the Company
                   at March 31, 2003 and June 30, 2003                                                     3
                   Statements of Operations from                                                           4
                   April 16, 2002 (inception) to June 30, 2002 and for the quarter ended June 30,
                   2003
                   Statements of Stockholders' Equity from April 16, 2002                                  5
                   (inception) to June 30, 2003
                   Statements of Cash Flows from April 16, 2002                                            6
                   (inception) to June 30, 2002 (unaudited) and for the quarter ended June 30, 2003


                   Note to Financial Statement                                                             7

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                     8



PART II            OTHER INFORMATION                                                                       8

ITEM 1             LEGAL PROCEEDINGS                                                                       8

ITEM 2             CHANGES IN SECURITIES                                                                   8

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                        9


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                 WILTEX A, INC.

                                 BALANCE SHEETS



                                     ASSETS

                                                         March 31,      June 30,
                                                           2003           2003
                                                       ------------  -----------
                                                         (Audited)   (Unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                              $   918       $   882
                                                          -------       -------

             TOTAL ASSETS                                 $   918       $   882
                                                          =======       =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable                                       $ 5,450       $ 8,740
                                                          -------       -------

             TOTAL CURRENT LIABILITIES                      5,450         8,740
                                                          -------       -------

STOCKHOLDERS' DEFICIT
   Common Stock, $0.0001 Par Value, Authorized
      100,000,000 Shares, Issued and Outstanding
      5,040,000                                               504           504
   Additional Paid-In Capital                                 517           517
   Retained (Deficit)                                      (5,553)       (8,879)
                                                          -------       -------

             TOTAL STOCKHOLDERS' DEFICIT                   (4,532)       (7,858)
                                                          -------       -------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   918       $   882
                                                          =======       =======


               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                            STATEMENTS OF OPERATIONS

              FROM APRIL 16, 2002 (INCEPTION) TO JUNE 30, 2002 AND

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                   (UNAUDITED)

                                                 2003                   2002
                                              ----------             ----------
General and Administrative Expenses           $    3,326             $       41
                                              ----------             ----------

         LOSS BEFORE INCOME TAX                   (3,326)                   (41)

Income Tax Benefit                                     -                      -
                                              ----------             ----------

         NET LOSS                             $   (3,326)            $      (41)
                                              ==========             ==========

Net Loss Per Share                            $     0.00              $    0.00
                                              ==========             ==========

Weighed Average Number of Common
   Shares Outstanding                          5,040,000              5,040,000
                                              ==========             ==========



               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                FROM APRIL 16, 2002 (INCEPTION) TO MARCH 31, 2003

                     AND FOR THE QUARTER ENDED JUNE 30, 2003


                                          Number of               Additional
                                           Common                  Paid In      Retained
                                           Shares     Par Value    Capital      Deficit       Total
                                          ---------   ---------   ----------    --------    ---------
Sale of 5,040,000 Shares of
   Common Stock                           5,040,000      $  504      $ 496     $     -      $ 1,000
Stockholder Contribution                          -           -         21           -           21
Net Loss, March 31, 2003                          -           -          -      (5,553)      (5,553)
                                          ---------      ------      -----     -------      -------

     Balance, March 31, 2003              5,040,000         504        517      (5,553)      (4,532)

Net Loss, June 30, 2003 (Unaudited)               -           -          -      (3,326)      (3,326)
                                          ---------      ------      -----     -------      -------

     Balance, June 30, 2003 (Unaudited)   5,040,000      $  504      $ 517     $(8,879)     $(7,858)
                                          =========      ======      =====     =======      =======



               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                            STATEMENTS OF CASH FLOWS

              FROM APRIL 16, 2002 (INCEPTION) TO JUNE 30, 2002 AND

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                   (UNAUDITED)

                                                           2003           2002
                                                          -------       -------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                               $(3,326)      $   (41)
   Change in Current Liabilities
     Accounts Payable                                       3,290             -
                                                          -------       -------

         NET CASH USED BY OPERATING ACTIVITIES                (36)          (41)
                                                          -------       -------

CASH FLOW FROM FINANCING ACTIVITIES
   Sale of Common Stock                                         -         1,000
   Stockholder Contribution                                     -            21
                                                          -------       -------

         NET CASH PROVIDED BY FINANCING ACTIVITIES              -         1,021
                                                          -------       -------

         NET (DECREASE) INCREASE IN CASH                      (36)          980

BALANCE AT BEGINNING OF PERIOD                                918             -
                                                          -------       -------

BALANCE AT END OF PERIOD                                  $   882       $   980
                                                          =======       =======



               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                           NOTE TO FINANCIAL STATEMENT

                                  JUNE 30, 2003

                                   (UNAUDITED)



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-KSB filing of WilTex A, Inc., as of March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2003


For the quarter ended June 30, 2003, the Company has not identified a merger candidate and has only incurred administrative costs, primarily professional and accounting fees.

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

ITEM 3 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has sold the following securities, which were restricted securities, during the past three years.

                                                        Number
Date                 Name                              of Shares   Consideration
----                 ----                              ---------   -------------
April 16, 2002       Wiltex First, Inc. (1)            5,000,000        $960.00
May 15, 2002         Patricia Anne Dickerson (2)          10,000       $  10.00
May 15, 2002         Charles Michael Jones  (3)           30,000       $  30.00

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. Listed below are all Exhibits filed as part of this report or of previous filings.

Exhibit           Description of Exhibit
-------           ----------------------
      3.1               Articles of Incorporation*
      3.2               Articles of Amendment to Articles of Incorporation*
      3.3               By-Laws*

Instruments Defining the Rights of Holders
      10.1                Lock-Up Agreement with Wiltex First, Inc.*
      10.2                Lock-Up Agreement with Dickerson*
      10.3                Lock-Up Agreement with Jones*
      23.1                Consent of Accountant*
      31.1                Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
      31.2                Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
      32.1                Certification of Chief Executive Officer Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
      32.2                Certification of Chief Financial Officer Pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


*Previously filed

B. The Company has not filed any report on Form 8-K during the period covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WILTEX A, INC.
                                  (Registrant)



Date: August 13, 2003                            /s/ James E. Hogue
      ---------------                            ---------------------------
                                                     James E. Hogue
                                                     Chief Executive Officer