Form 10QSB
period 2003-09-30
WILTEX A INC
filed 2003-11-12
CIK 1171878

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                         Commission File Number 0-49827
                              ---------------------

                                 WILTEX A, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             NEVADA                                43-1954076
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

1191WOODSTOCK, SUITE #5, ESTES PARK, COLORADO        80517
 (Address of Principal Executive Offices)          (Zip Code)

                                  970-577-0716
              (Registrant's Telephone Number, Including Area Code)
                              ---------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,040,000 shares of Common Stock outstanding as of September 30, 2003.

================================================================================

                                 WILTEX A, INC.

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I   FINANCIAL INFORMATION                                                           3

ITEM 1   FINANCIAL STATEMENTS

         Balance Sheets of the Company
            at March 31, 2003 and September 30, 2003                                     3
         Statements of Operations from for the three months ended
            September 30, 2003 and 2002                                                  4
         Statements of Operations from April 16,2002 (inception) to September 30,
            2002 and for the six months ended September 30, 2003                         5
         Statement of Stockholders' Deficit from April 16, 2002 (inception) to
            September 30, 2002 and for the six months ended September 30, 2003           6
         Statement of Cash Flows from April 16, 2002 (inception) to
            September 30, 2002 and for the six months ended September 30, 2003           7

         Note to Financial Statement                                                     8

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             9

PART II  OTHER INFORMATION                                                               9

ITEM 1   LEGAL PROCEEDINGS                                                               9

ITEM 2   CHANGES IN SECURITIES                                                           9

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                               10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 WILTEX A, INC.

                                 BALANCE SHEETS

                                                               March 31,   September 30,
                                                                 2003          2003
                                                              ----------   ------------
                                                               (Audited)    (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                  $      918    $      845
                                                              ----------    ----------

             TOTAL ASSETS                                     $      918    $      845
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable                                           $    5,450    $   10,140
                                                              ----------    ----------

             TOTAL CURRENT LIABILITIES                             5,450        10,140
                                                              ----------    ----------

STOCKHOLDERS' DEFICIT
   Common Stock, $0.0001 Par Value, Authorized 100,000,000
      Shares, Issued and Outstanding 5,040,000                       504           504
   Additional Paid-In Capital                                        517           517
   Retained (Deficit)                                             (5,553)      (10,316)
                                                              ----------    ----------

             TOTAL STOCKHOLDERS' DEFICIT                          (4,532)       (9,295)
                                                              ----------    ----------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $      918    $      845
                                                              ==========    ==========

               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                            STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED

                           SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                         2003            2002
                                      -----------    -----------
General and Administrative Expenses   $     1,437    $        20
                                      -----------    -----------

         LOSS BEFORE INCOME TAX            (1,437)           (20)

Income Tax Benefit                              -              -
                                      -----------    -----------

         NET LOSS                     $    (1,437)   $       (20)
                                      ===========    ===========

Net Loss Per Share                    $      0.00    $      0.00
                                      ===========    ===========

Weighed Average Number of Common
   Shares Outstanding                   5,040,000      5,040,000
                                      ===========    ===========

               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                            STATEMENTS OF OPERATIONS

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002

                 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                         2003            2002
                                      -----------    -----------
General and Administrative Expenses   $     4,763    $        61
                                      -----------    -----------

         LOSS BEFORE INCOME TAX            (4,763)           (61)

Income Tax Benefit                              -              -
                                      -----------    -----------

         NET LOSS                     $    (4,763)   $       (61)
                                      ===========    ===========

Net Loss Per Share                    $      0.00    $      0.00
                                      ===========    ===========

Weighed Average Number of Common
   Shares Outstanding                   5,040,000      5,040,000
                                      ===========    ===========

               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002

                 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

                                           Number of              Additional
                                            Common                 Paid In    Retained
                                            Shares    Par Value    Capital    Deficit    Total
                                           ---------  ----------  ----------  --------  --------
Sale of 5,040,000 Shares of
   Common Stock                            5,040,000   $    504    $    496   $      -  $  1,000
Stockholder Contribution                           -          -          21          -        21
Net Loss, March 31, 2003                           -          -           -     (5,553)   (5,553)
                                           ---------   --------    --------   --------  --------

     Balance, March 31, 2003               5,040,000        504         517     (5,553)   (4,532)

Net Loss, September 30, 2003 (Unaudited)           -          -           -     (4,763)   (4,763)
                                           ---------   --------    --------   --------  --------

     Balance, September 30, 2003
         (Unaudited)                       5,040,000   $    504    $    517   $(10,316) $ (9,295)
                                           =========   ========    ========   ========  ========

               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                             STATEMENT OF CASH FLOWS

              FROM APRIL 16, 2002 (INCEPTION) TO SEPTEMBER 30, 2002

                 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                       2003        2002
                                                     --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                          $ (4,763)   $    (61)
   Change in Current Liabilities
     Accounts Payable                                   4,690           -
                                                     --------    --------

         NET CASH USED BY OPERATING ACTIVITIES            (73)        (61)
                                                     --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
   Sale of Common Stock                                     -       1,000
   Stockholder Contribution                                 -          21
                                                     --------    --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES          -       1,021
                                                     --------    --------

         NET (DECREASE) INCREASE IN CASH                  (73)        960

BALANCE AT BEGINNING OF PERIOD                            918           -
                                                     --------    --------

BALANCE AT END OF PERIOD                             $    845    $    960
                                                     ========    ========

               The accompanying note is an integral part of these
                              financial statements

                                 WILTEX A, INC.

                           NOTE TO FINANCIAL STATEMENT

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-KSB filing of WilTex A, Inc., as of March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2003

For the quarter ended September 30, 2003, the Company has not identified a merger candidate and has only incurred administrative costs, primarily professional and accounting fees.

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

 3.2          Articles of Amendment to Articles of Incorporation*

 3.3          By-Laws*

Instruments Defining the Rights of Holders

10.1          Lock-Up Agreement with Wiltex First, Inc.*

10.2          Lock-Up Agreement with Dickerson*

10.3          Lock-Up Agreement with Jones*

23.1          Consent of Accountant*

31.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(a) as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Previously filed

B. The Company has not filed any report on Form 8-K during the period covered by this Report.