Form 10-K
period 2004-03-31
WILTEX A INC
filed 2004-06-30
CIK 1171878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2004

Commission File Number 0-49827

Wiltex A, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	43-195407 (I.R.S. Employer Identification No.)

1191 Woodstock, Suite #5, Estes Park, Colorado
80517
(Address of Principal Executive Offices and Zip Code)

970-577-0716
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12 (b) of the Act
None

Securities Registered Pursuant to Section 12 (g) of the Act
Common Stock par value $0.0001 per share
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☐ No ✓

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $-0- as of June 22, 2004. All directors, officers and 5% or greater shareholders are presumed to be affiliates for purposes of this calculation.

There were 5,040,000 shares of Common Stock outstanding as of June 22, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1 – BUSINESS

Forward-Looking Statement

     The statements in this Annual Report on Form 10K of Wiltex A, Inc. (the “Company”) regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use the words “may,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” “designed” or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. These statements also involve risks and uncertainties, including, but not limited to:

•	events, conditions and financial trends that may affect the Company’s future plans and business strategy,

•	results of expectations and estimates as to prospective events, and

•	circumstances about which the Company can give no firm assurance.

     Examples of types of forward-looking statements include statements on future levels of net revenue and cash flow, strategic plans and financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause a difference include, but are not limited to:

•	general economic conditions in the markets the Company operates in;

•	the ability to obtain and maintain access to external sources of capital;

•	the ability to control costs;

•	overall management of the Company’s expansion; and

•	other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Overview

     Wiltex A, Inc., was incorporated in the State of Nevada on March 14, 2002 (the “Company”). The Company’s purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company is in a development stage and has no operations to date other than issuance of restricted shares to the original shareholders. The Company was formed to provide a method for a private domestic or foreign company to become a public reporting company thereby causing their shares to be qualified to trade in the domestic secondary markets.

     There has been no bankruptcy, receivership or similar proceeding in the Company’s history. There has been no material reclassification or merger in the Company’s short history.

     The Company will attempt to locate another business for the purpose of merging that company (the “Target Company”) into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with or acquiring another entity.

     The Company has ascertained that there are certain benefits to it in being a reporting company with a publicly traded class of stock:

•	increased ability to raise capital

•	enhanced visibility in the financial community (which may prove particularly helpful to raise debt, if needed)

•	presence in the capital markets of the United States

•	ability to use registered securities to acquire other companies or their assets

•	improved competitive position

•	increased corporate prestige

•	availability of “key employees” compensation through stock options

•	enhanced shareholder liquidity and other corporate valuation.

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

     The Company’s business has numerous associated risks such as: competition, no operating history to date, lack of any agreements with possible Target Companies, management control, lack of market research, stock dilution, taxation, the Target Company’s need for audited financial statements, conflicts of interest (this issue is discussed intra in Item 5) and possible computer problems.

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

     Management of the Company consists of its only officer, as discussed infra, who will devote a portion of his time to the business of the Company, especially in attempting to locate and close with a potential Target Company. There is neither compensation paid nor any agreement present to enter into such a contract with Management in the future. The loss of this individual could adversely affect the Company’s development and its continued operations.

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

     The Company will seek companies, as immediate Target Companies, which have audited financial statements or which can assure the Company that said statements will be furnished within sixty days of closing. If audited financial statements are not available at closing, the Company will require representations that the statements, when audited, will not materially differ from the unaudited statements presented. There is no assurance that a viable candidate for merger will agree with the Company’s request, which would result in the failure of the transaction to close.

     The Company does not believe it will become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, if the Company engages in operations which result in it holding passive investments in more than one other company, it could be subject to the regulations found in the Investment Company Act and it would have to register under said Act which could result in significant registration and compliance costs.

     The Company has no full-time employees.

     The Company will send an annual report to its shareholders, which shall contain audited financial statements. The Company is electronically filing this Registration Statement with the Securities and Exchange Commission, (the “Commission”) without an obligation to do so under the Securities Exchange Act of 1934, as amended, (the “Securities Exchange Act”) to comply with the reporting requirements as promulgated by the Commission. As such, the Company will advise the shareholders that the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

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

ITEM 2 – PROPERTIES

     The Company is currently housed in the offices of its principal shareholder, Wiltex First, Inc. at 1191 Woodstock, Suite #5, Estes Park, Colorado 80517. No rent is being charged to the Company and the Company may remain at this address until a merger is concluded. The Company owns no real property and has no plans to acquire real property.

ITEM 3 – LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding nor is its property the subject of any legal proceeding.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period ended March 31, 2004, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5 – MARKETS FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend Policy

No dividends were paid on any class of equity since inception in 2002. We do not currently plan to pay any dividends on our common stock. Nevada law could restrict our ability to pay any dividends on our common stock.

Securities Sold

The Company has sold the following securities, which were restricted securities, during the past three years.

		Number
Date	Name	of Shares	Consideration
May 1, 2002	Wiltex First, Inc. (1)	5,000,000	$960.00
May 15, 2002	Patricia Anne Dickerson (2)	10,000	$10.00
May 15, 2002	Charles Michael Jones (3)	30,000	$30.00

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

ITEM 6 – SELECTED FINANCIAL DATA

Financial statements for the Company are included herein as Exhibits.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Outlook for 2004

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WILTEX A, INC.

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F–2
Balance Sheets as of March 31, 2004 and 2003	F–3
Statements of Operations for the Year Ended March 31, 2004 and for the Period April 16, 2002 (Inception ) to March 31, 2003	F–4
Statements of Stockholders’ Deficit the Period April 16, 2002 (Inception) to March 31, 2004	F–5
Statements of Cash Flows for the Years Ended March 31, 2004 and for the Period April 16, 2002 (Inception) to March 31, 2003	F–6
Notes to Financial Statements	F–7

Killman, Murrell & Company P.C.
Certified Public Accountants

505 N. Big Spring, Suite 603	1931 E. 37th Street, Suite 7	4049 St. Christopher
Midland, Texas 79701	Odessa, Texas 79762	Dallas, Texas 75287
(915) 686-9381	(915) 363-0067	(972) 862-3975
Fax (915) 684-6722	Fax (915) 363-0376	Fax (972) 862-7894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WILTEX A, Inc.
Estes Park, Colorado

We have audited the accompanying balance sheets of WILTEX A, Inc. as of March 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2004 and for the period April 16, 2002 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WILTEX A, Inc. at March 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended March 31, 2004 and for the period April 16, 2002 (Inception) to March 31, 2003, in conformity with United States generally accepted accounting principles.

Killman, Murrell & Co., P.C.
Dallas, Texas
June 22, 2004

WILTEX A, INC.

BALANCE SHEETS

MARCH 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$771	$918

TOTAL ASSETS	$771	$918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$12,530	$5,450

TOTAL CURRENT LIABILITIES	12,530	5,450

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 Par Value, Authorized 100,000,000 Shares, Issued and Outstanding 5,040,000	504	504
Additional Paid-In Capital	517	517
Retained (Deficit)	(12,780)	(5,553)

TOTAL STOCKHOLDERS’ DEFICIT	(11,759)	(4,532)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$771	$918

The accompanying notes are an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF OPERATIONS

		April 16, 2002
	Year Ended	(Inception) to
	March 31,	March 31,
	2004	2003
General and Administrative Expenses	$7,227	$5,553

LOSS BEFORE INCOME TAX	(7,227)	(5,553)
Income Tax Benefit	—	—

NET LOSS	$(7,227)	$(5,553)

Net Loss Per Share	$0.00	$0.00

Weighed Average Number of Common Shares Outstanding	5,040,000	5,040,000

The accompanying notes are an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of		Additional
	Common		Paid In	Retained
	Shares	Par Value	Capital	Deficit	Total
Sale of 5,040,000 Shares of Common Stock	5,040,000	$504	$496	$—	$1,000
Stockholder Contribution	—	—	21	—	21
Net Loss, March 31, 2003	—	—	—	(5,553)	(5,553)

Balance, March 31, 2003	5,040,000	504	517	(5,553)	(4,532)

Net Loss, March 31, 2004	—	—	—	(7,227)	(7,227)

Balance, March 31, 2004	5,040,000	$504	$517	$(12,780)	$(11,759)

The accompanying notes are an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF CASH FLOWS

		April 16, 2002
	Year Ended	(Inception) to
	March 31,	March 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(7,227)	$(5,553)
Change in Current Liabilities
Accounts Payable	7,080	5,450

NET CASH USED BY OPERATING ACTIVITIES	(147)	(103)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Common Stock	—	1,000
Stockholder Contribution	—	21

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1,021

NET (DECREASE) INCREASE IN CASH	(147)	918
CASH AT BEGINNING OF PERIOD	918	—

CASH AT END OF PERIOD	$771	$918

The accompanying notes are an integral part of these
financial statements

WILTEX A, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization

WILTEX A, Inc. (“the Company”) was incorporated in the State of Nevada on March 14, 2002 and the initial issuance of common stock occurred on April 16, 2002. The Company elected March 31 as its fiscal year end.

Purpose

The Company’s purpose is to engage in any lawful corporate activity, including possible merger and acquisition opportunities. The Company has no operations to date other than the issuance of restricted shares to the original shareholders and certain general and administrative expenses have been incurred. The Company was formed to provide a method for a private domestic or foreign company to become a publicly reporting company, thereby causing their shares to be qualified to trade in the domestic secondary markets.

The Company is attempting to locate another business for the purpose of merging that company (the “Target Company”) into the Company. It is possible that the Target Company will become a wholly owned subsidiary of the Company or it may sell or transfer assets into the Company and not merge. The Company can offer no assurance that it will be successful in locating and merging with or acquiring another entity.

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

(Continued)

WILTEX A, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of common shares outstanding during the period.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers cash in operating bank accounts, demand deposits, and cash on hand as cash and cash equivalents.

Financial Instruments

The Company’s only financial instrument is the cash balance. The carrying amounts of the financial instrument has been estimated by management to approximate fair value.

NOTE 2: FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects at March 31, 2004, are:

	2004	2003
Tax Benefit at Statutory Rates (15%)	$1,084	$833
Net Operating Loss Carryforward Benefit Valuation Allowance	(1,084)	(833)

Net Income Tax Benefit	$—	$—

The components of the deferred tax assets are as follows:
Deferred Tax Assets
Net Operating Loss Carryforward	$(38)	$15
Conversion from Accrual to Cash Basis	(1,902)	818

Total Deferred Tax Asset	1,940	833
Less Valuation Allowance	(1,940)	(833)

	$—	$—

There were no deferred tax liabilities at March 31, 2004.

At March 31, 2004, federal tax net operating loss carryforward was approximately $250 and is available to offset future taxable income. Net operating loss carryforwards begin to expire in 2023.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has one officer and director.

Name	Age	Positions and Offices Held
James E. Hogue	65	President, Secretary and Director

     Mr. Hogue’s term of office as a Director is for a period of one year with elections to be conducted at each annual meeting of shareholders. He has served in the office since the Company was incorporated on March 14, 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance

ITEM 11 – EXECUTIVE COMPENSATION

The Company’s officer and director does not and has not received compensation for services rendered to the Company nor has any compensation been accrued. He will not participate in any finders’ fees; however, he will receive some benefits as a beneficial owner of the Company upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the Company.

Employee Agreements

None

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

PART IV

ITEM 13 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     B. The Registrant has not filed any reports on Form 8-K during the period covered by this Report..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILTEX A, INC.
(Registrant)

Date: June 22, 2004	By:	/s/ JAMES E. HOGUE

James E. Hogue
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2003.

Date: June 22, 2004	By:	/s/ JAMES E. HOGUE

James E. Hogue
Chief Executive Officer