Form 10QSB
period 2004-06-30
WILTEX A INC
filed 2004-08-26
CIK 1171878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-49827

Wiltex A, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	43-1954076 (I.R.S. Employer Identification No.)

1191Woodstock, Suite #5, Estes Park, Colorado (Address of Principal Executive Offices)	80517 (Zip Code)

970-577-0716
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 5,040,000 shares of Common Stock outstanding as of June 30, 2004.

WILTEX A, INC.

INDEX

Page
Financial Information	3
Financial Statements
Balance Sheets of the Company at June 30, 2004 and March 31, 2004	3
Statements of Operations for the three months ended December 31, 2003 and 2002	4
Statements of Operations from April 16,2002 (inception) to December 31, 2002 and for the nine months ended December 31, 2003	5
Statement of Stockholders’ Deficit from April 16, 2002 (inception) to March 31, 2003 and for the nine months ended December 31, 2003	6
Statement of Cash Flows from April 16, 2002 (inception) to December 31, 2002 and for the nine months ended December 31, 2003	7
Note to Financial Statement	8
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification
Certification

WILTEX A, INC.

BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2004	2004
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$918	$808

TOTAL ASSETS	$918	$808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$5,450	$11,655

TOTAL CURRENT LIABILITIES	5,450	11,655

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 Par Value, Authorized 100,000,000 Shares, Issued and Outstanding 5,040,000	504	504
Additional Paid-In Capital	517	517
Retained (Deficit)	(5,553)	(11,868)

TOTAL STOCKHOLDERS’ DEFICIT	(4,532)	(10,847)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$918	$808

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

JUNE 30, 2004 AND 2003

(UNAUDITED)

	2004	2003
General and Administrative Expenses	$1,552	$20

LOSS BEFORE INCOME TAX	(1,552)	(20)
Income Tax Benefit	—	—

NET LOSS	$(1,552)	$(20)

Net Loss Per Share	$0.00	$0.00

Weighed Average Number of Common Shares Outstanding	5,040,000	5,040,000

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF OPERATIONS

FROM APRIL 16, 2002 (INCEPTION) TO JUNE 30, 2004

AND FOR THE NINE MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	2004	2003
General and Administrative Expenses	$6,315	$81

LOSS BEFORE INCOME TAX	(6,315)	(81)
Income Tax Benefit	—	—

NET LOSS	$(6,315)	$(81)

Net Loss Per Share	$0.00	$0.00

Weighed Average Number of Common Shares Outstanding	5,040,000	5,040,000

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM APRIL 16, 2002 (INCEPTION) TO JUNE 30, 2004

AND FOR THE NINE MONTHS ENDED JUNE 30, 2004

	Number of		Additional
	Common		Paid In	Retained
	Shares	Par Value	Capital	Deficit	Total
Sale of 5,040,000 Shares of Common Stock	5,040,000	$504	$496	$—	$1,000
Stockholder Contribution	—	—	21	—	21
Net Loss, June 30, 2004	—	—	—	(5,553)	(5,553)

Balance, March 31, 2003 (Audited)	5,040,000	504	517	(5,553)	(4,532)
Net Loss, December 31, 2003 (Unaudited)	—	—	—	(6,315)	(6,315)

Balance, June 30, 2004 (Unaudited)	5,040,000	$504	$517	$(11,868)	$(10,847)

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENT OF CASH FLOWS

FROM APRIL 16, 2002 (INCEPTION) TO JUNE 30, 2004

AND FOR THE NINE MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(6,315)	$(81)
Change in Current Liabilities
Accounts Payable	6,205	—

NET CASH USED BY OPERATING ACTIVITIES	(110)	(81)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of Common Stock	—	1,000
Stockholder Contribution	—	21

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1,021

NET (DECREASE) INCREASE IN CASH	(110)	940
BALANCE AT BEGINNING OF PERIOD	918	—

BALANCE AT END OF PERIOD	$808	$940

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

NOTE TO FINANCIAL STATEMENT

JUNE 30, 2004

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-KSB filing of Wiltex A, Inc., as of March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

WILTEX A, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004

For the quarter ended June 30, 2004, the Company has not identified a merger candidate and has only incurred administrative costs, primarily professional and accounting fees.

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

ITEM 3 — CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has sold the following securities, which were restricted securities, during the past three years.

		Number
Date	Name	of Shares	Consideration
April 16, 2002	Wiltex First, Inc. (1)	5,000,000	$960.00
May 15, 2002	Patricia Anne Dickerson (2)	10,000	$10.00
May 15, 2002	Charles Michael Jones (3)	30,000	$30.00

(1)	Mr. James Hogue is the President and sole director of the Company and is also the sole shareholder and director of Wiltex First, Inc. Mr. Hogue is the beneficial owner of the common securities issued to Wiltex First, Inc.

(2)	Ms. Dickerson elected to accept common securities as a portion of her fees for corporate communication services rendered to the Company.

(3)	Mr. Jones is not an officer, director or beneficial owner of Wiltex First, Inc. However, he is a consultant to the firm.

     There has been no underwriting undertaken by the Company.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

A. Listed below are all Exhibits filed as part of this report or of previous filings.

Exhibit	Description of Exhibit
3.1	Articles of Incorporation*
3.2	Articles of Amendment to Articles of Incorporation*
3.3	By-Laws*

Instruments Defining the Rights of Holders

10.1	Lock-Up Agreement with Wiltex First, Inc.*
10.2	Lock-Up Agreement with Dickerson*
10.3	Lock-Up Agreement with Jones*
23.1	Consent of Accountant*
31.1	Certification
31.2	Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

B. The Company has not filed any report on Form 8-K during the period covered by this Report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILTEX A, INC.
(Registrant)

Date:	August 16, 2004	/s/ James E. Hogue

James E. Hogue
Chief Executive Officer