Form 10QSB/A
period 2004-06-30
WILTEX A INC
filed 2004-09-10
CIK 1171878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☑     No☐

There were 5,040,000 shares of Common Stock outstanding as of June 30, 2004.

WILTEX A, INC.

INDEX

Page
Financial Information	3
Financial Statements	3
Balance Sheets of the Company at March 31, 2004 and June 30, 2004	3
Statements of Operations for the three months ended June 30, 2003 and 2004	4
Statement of Stockholders’ Deficit for the year ended to March 31, 2004 and for the quarter ended June 30, 2004	5
Statement of Cash Flows for the quarters ended June 30, 2003 and 2004	6
Notes to Financial Statement	7
Certifications
Certifications
Certification Pursuant to Section 906
Certification Pursaunt to Section 906

WILTEX A, INC.

BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2004	2004
	(Audited)	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$771	$734

TOTAL ASSETS	$771	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$12,530	$14,043

TOTAL CURRENT LIABILITIES	12,530	14,043

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 Par Value, Authorized 100,000,000 Shares, Issued and Outstanding 5,040,000	504	504
Additional Paid-In Capital	517	517
Retained (Deficit)	(12,780)	(14,330)

TOTAL STOCKHOLDERS’ DEFICIT	(11,759)	(13,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$771	$734

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2004

(UNAUDITED)

	2003	2004
General and Administrative Expenses	$3,326	$1,550

LOSS BEFORE INCOME TAX	(3,326)	(1,550)
Income Tax Benefit	—	—

NET LOSS	$(3,326)	$(1,550)

Net Loss Per Share	$0.00	$0.00

Weighed Average Number of Common Shares Outstanding	5,040,000	5,040,000

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED TO MARCH 31, 2004

AND FOR THE QUARTER ENDED JUNE 30, 2004

	Number of		Additional
	Common		Paid In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, March 31, 2003	5,040,000	$504	$517	$(5,553)	$(4,532)
Net Loss, March 31, 2004	—	—	—	(7,227)	(7,227)

Balance, March 31, 2004	5,040,000	504	517	(12,780)	(11,759)
Net Loss, June 30, 2004 (Unaudited)	—	—	—	(1,550)	(1,550)

Balance, June 30, 2004 (Unaudited)	5,040,000	$504	$517	$(14,330)	$(13,309)

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2004

(UNAUDITED)

	2003	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(3,326)	$(1,550)
Change in Current Liabilities
Accounts Payable	3,290	1,513

NET CASH USED BY OPERATING ACTIVITIES	(36)	(37)

NET (DECREASE) INCREASE IN CASH	(36)	(37)
BALANCE AT BEGINNING OF PERIOD	918	771

BALANCE AT END OF PERIOD	$882	$734

The accompanying note is an integral part of these
financial statements

WILTEX A, INC.

NOTE TO FINANCIAL STATEMENT

JUNE 30, 2004

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the financial statements included in the Form 10-KSB filing of Wiltex A, Inc., as of March 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

WILTEX A, INC. (Registrant)
Date: September 8, 2004	/s/ James E. Hogue
James E. Hogue
Chief Executive Officer